Form 10-Q
period 2026-09-30
Republic Digital Acquisition Co
filed 2026-11-13
CIK 2055459

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-42624

REPUBLIC DIGITAL ACQUISITION COMPANY

(Exact name of registrant as specified in its charter)

Cayman Islands	98-1834128
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

245 5th Ave. 4th Floor, New York, NY 10016	10016
(Address of principal executive offices)	(Zip Code)

(585)-910-2306

(Registrant’s telephone number, including area code)

18 West 18th Street,

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

As of November 13, 2026, there were 30,000,000 Class A Ordinary Shares, par value $0.0001 per share, and 7,500,000 Class B Ordinary Shares, par value $0.0001 per share, of the registrant issued and outstanding.

REPUBLIC DIGITAL ACQUISITION COMPANY

FORM 10-Q FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2026

TABLE OF CONTENTS

		Page
PART I – FINANCIAL INFORMATION		1

Item 1.	Financial Statements.	1

	Condensed Balance Sheets as of September 30, 2026 (Unaudited) and December 31, 2025	1

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended September 30, 2026, for the Three Months Ended September 30, 2025 and for the Period from January 23, 2025 (Inception) Through September 30, 2025	2

	Unaudited Condensed Statements of Changes in Shareholders’ Deficit for the Three and Nine Months Ended September 30, 2026, for the Three Months Ended September 30, 2025 and for the Period from January 23, 2025 (Inception) Through September 30, 2025	3

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended September 30, 2026 and for the Period from January 23, 2025 (Inception) Through September 30, 2025	5

	Notes to Unaudited Condensed Financial Statements	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.	27

Item 4.	Controls and Procedures.	27

PART II – OTHER INFORMATION		28

Item 1.	Legal Proceedings.	28

Item 1A.	Risk Factors.	28

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.	28

Item 3.	Defaults Upon Senior Securities.	29

Item 4.	Mine Safety Disclosures.	29

Item 5.	Other Information.	29

Item 6.	Exhibits.	30

SIGNATURES		31

i

Unless otherwise stated in this Report (as defined below), or the context otherwise requires, references to:

●	“2025 Annual Report” are to our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, as filed with the SEC (as defined below) on March 27, 2026;

●	“Amended and Restated Articles” are to our Amended and Restated Memorandum and Articles of Association, as currently in effect;

●	“ASC” are to the FASB (as defined below) Accounting Standards Codification;

●	“ASU” are to the FASB (as defined below) Accounting Standards Update;

●	“ASU 2024-03” are to ASU 2024-03, “Income Statement-Reporting Comprehensive Income-Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses”;

●	“Board of Directors” or “Board” are to our board of directors;

●	“Business Combination” are to a merger, capital share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses;

●	“Cantor” are to Cantor Fitzgerald & Co., the representative of the several underwriters in the Initial Public Offering (as defined below);

●	“Certifying Officers” are to our Chief Executive Officer and Chief Financial Officer, together;

●	“Class A Ordinary Shares” are to our Class A ordinary shares, par value $0.0001 per share;

●	“Class B Ordinary Shares” are to our Class B ordinary shares, par value $0.0001 per share;

●	“Combination Period” are to (i) the 24-month period, from the closing of the Initial Public Offering to May 2, 2027 (or such earlier date as determined by the Board) that we have to consummate an initial Business Combination, or (ii) such other period in which we must consummate an initial Business Combination pursuant to an amendment to the Amended and Restated Articles and consistent with applicable laws, regulations and stock exchange rules;

●	“Company,” “our,” “we” or “us” are to Republic Digital Acquisition Company, a Cayman Islands exempted company;

●	“Continental” are to Continental Stock Transfer & Trust Company, trustee of our Trust Account (as defined below) and warrant agent of our Warrants (as defined below);

●	“Deferred Fee” are to the additional aggregate fee of $12,720,000 to which the underwriters to the Initial Public Offering are entitled that is payable only upon our completion of the initial Business Combination and shall not be paid from the accrued interest in the Trust Account;

●	“Exchange Act” are to the Securities Exchange Act of 1934, as amended;

●	“FASB” are to the Financial Accounting Standards Board;

●	“Founder Shares” are to the (i) Class B Ordinary Shares initially purchased by our Sponsor (as defined below) prior to the Initial Public Offering and (ii) Class A Ordinary Shares that will be issued upon the automatic conversion of the Class B Ordinary Shares (x) at the time of our Business Combination as described in the IPO Registration Statement (as defined below) or (y) earlier at the option of the holders thereof, as described in the IPO Registration Statement; for the avoidance of doubt, such Class A Ordinary Shares will not be “Public Shares” (as defined below);

●	“GAAP” are to the accounting principles generally accepted in the United States of America;

●	“Initial Public Offering” or “IPO” are to the initial public offering that we consummated on May 2, 2025;

●	“Investment Company Act” are to the Investment Company Act of 1940, as amended;

●	“IPO Promissory Note” are to that certain unsecured promissory note in the principal amount of up to $300,000 issued to our Sponsor on January 23, 2025;

●	“IPO Registration Statement” are to the Registration Statement on Form S-1 initially filed with the SEC on February 28, 2025, as amended, and declared effective on April 30, 2025 (File No. 333-285386);

●	“Letter Agreement” are to the Letter Agreement, dated April 30, 2025, which we entered into with our Sponsor and our directors and officers;

●	“Management” or our “Management Team” are to our executive officers and our directors;

●	“Nasdaq” are to The Nasdaq Stock Market LLC;

●	“Nasdaq 36-Month Requirement” are to the requirement pursuant to the Nasdaq Rules (as defined below) that a SPAC (as defined below) must complete one or more Business Combinations within 36 months following the effectiveness of its initial public offering registration statement;

●	“Nasdaq Rules” are to the continued listing rules of Nasdaq, as they exist as of the date of this Report;

●	“Option Units” are to the 3,600,000 units that were purchased by the underwriters of the Initial Public Offering pursuant to the partial exercise of the Over-Allotment Option (as defined below);

●	“Ordinary Shares” are to the Class A Ordinary Shares and the Class B Ordinary Shares, together;

●	“Over-Allotment Option” are to the 45-day option that the underwriters of the Initial Public Offering had to purchase up to an additional 3,960,000 Option Units to cover over-allotments, if any, pursuant to the Underwriting Agreement (as defined below), which was partially exercised;

●	“Private Placement” are to the private placement of Private Placement Warrants (as defined below) that occurred simultaneously with the closing of our Initial Public Offering, pursuant to the Private Placement Warrants Purchase Agreements (as defined below);

●	“Private Placement Warrants” are to the warrants issued to our Sponsor and Cantor in the Private Placement;

●	“Private Placement Warrants Purchase Agreements” are to the (i) Private Placement Warrants Purchase Agreement, dated April 30, 2025, which we entered into with the Sponsor and (ii) Private Placement Warrants Purchase Agreement, dated April 30, 2025, which we entered into with Cantor, together;

●	“Public Shareholders” are to the holders of our Public Shares, including our Sponsor and Management Team to the extent our Sponsor and/or the members of our Management Team purchase Public Shares, provided that our Sponsor and each member of our Management Team’s status as a “Public Shareholder” will only exist with respect to such Public Shares;

●	“Public Shares” are to the Class A Ordinary Shares sold as part of the Units (as defined below) in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Public Warrants” are to the redeemable warrants sold as part of the Units in our Initial Public Offering (whether they were purchased in our Initial Public Offering or thereafter in the open market);

●	“Registration Rights Agreement” are to the Registration Rights Agreement, dated April 30, 2025, which we entered into with the Sponsor and the holders party thereto;

●	“Report” are to this Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2026;

●	“SEC” are to the U.S. Securities and Exchange Commission;

●	“Securities Act” are to the Securities Act of 1933, as amended;

●	“SPAC” are to a special purpose acquisition company;

●	“Sponsor” are to Republic Sponsor 1 LLC, a Delaware limited liability company;

●	“Trust Account” are to the U.S.-based trust account in which an amount of $300,000,000 from the net proceeds of the sale of the Units in the Initial Public Offering and the Private Placement Warrants in the Private Placement were initially placed following the closing of the Initial Public Offering;

●	“Underwriting Agreement” are to the Underwriting Agreement, dated April 30, 2025, which we entered into with Cantor, as representative of the several underwriters of the Initial Public Offering;

●	“Units” are to the units sold in our Initial Public Offering, which consist of one Public Share and one-half of one Public Warrant;

●	“Warrants” are to the Private Placement Warrants and the Public Warrants, together; and

●	“Working Capital Loans” are to funds that, in order to provide working capital or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of our directors and officers may, but are not obligated to, loan us.

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

REPUBLIC DIGITAL ACQUISITION COMPANY

CONDENSED BALANCE SHEETS

AS OF SEPTEMBER 30, 2026 (UNAUDITED) AND DECEMBER 31, 2025

	September 30, 2026	December 31, 2025
	(Unaudited)
Assets:
Current assets
Cash	$643,377	$1,016,713
Due from Sponsor	1,260	—
Prepaid expenses	71,551	98,656
Total current assets	716,188	1,115,369
Long-term prepaid insurance	—	25,369
Investments held in Trust Account	316,377,895	308,053,817
Total Assets	$317,094,083	$309,194,555

Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit
Liabilities:
Current liabilities
Accrued offering costs	$—	$75,000
Accounts payable and accrued expenses	19,169	5,343
Total current liabilities	19,169	80,343
Deferred underwriting fee	12,720,000	12,720,000
Total Liabilities	12,739,169	12,800,343

Commitments and Contingencies (Note 6)
Class A Ordinary Shares subject to possible redemption, 30,000,000 shares at redemption value of $10.55 and $10.27 per share as of September 30, 2026 and December 31, 2025, respectively	316,377,895	308,053,817

Shareholders’ Deficit
Preference shares, $0.0001 par value; 5,000,000 shares authorized; no shares issued or outstanding as of September 30, 2026 and December 31, 2025	—	—
Class A Ordinary Shares, $0.0001 par value; 500,000,000 shares authorized; no shares issued or outstanding (excluding 30,000,000 shares subject to possible redemption) as of September 30, 2026 and December 31, 2025	—	—
Class B Ordinary Shares, $0.0001 par value; 50,000,000 shares authorized; 7,500,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025	750	750
Additional paid-in capital	—	—
Accumulated deficit	(12,023,731)	(11,660,355)
Total Shareholders’ Deficit	(12,022,981)	(11,659,605)
Total Liabilities, Class A Ordinary Shares Subject to Possible Redemption, and Shareholders’ Deficit	$317,094,083	$309,194,555

The accompanying notes are an integral part of these unaudited condensed financial statements.

REPUBLIC DIGITAL ACQUISITION COMPANY

UNAUDITED CONDENSED STATEMENTS OF OPERATIONS

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026, FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025

AND FOR THE PERIOD FROM JANUARY 23, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from January 23, 2025 (Inception) Through September 30,
	2026	2025	2026	2025
General and administrative costs	$123,088	$71,815	$384,832	$245,806
Loss from operations	(123,088)	(71,815)	(384,832)	(245,806)

Other income:
Earnings from investments held in Trust Account	2,864,690	3,154,678	8,324,078	5,110,483
Interest income - operating account	6,151	10,831	21,456	14,136
Total other income	2,870,841	3,165,509	8,345,534	5,124,619

Net income	$2,747,753	$3,093,694	$7,960,702	$4,878,813

Weighted average Class A Ordinary Shares outstanding – basic and diluted	30,000,000	30,000,000	30,000,000	18,167,331

Basic and diluted net income per Class A Ordinary Share	$0.07	$0.08	$0.21	$0.19

Weighted average Class B Ordinary Shares outstanding – basic (1)	7,500,000	7,500,000	7,500,000	7,145,020

Basic net income per Class B Ordinary Share	$0.07	$0.08	$0.21	$0.19

Weighted average Class B Ordinary Shares outstanding – diluted (1)	7,500,000	7,500,000	7,500,000	7,500,000

Diluted net income per Class B Ordinary Share	$0.07	$0.08	$0.21	$0.19

(1)	Excludes up to 990,000 Class B Ordinary Shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On May 2, 2025, the underwriters partially exercised their over-allotment option and forfeited the unexercised balance (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

REPUBLIC DIGITAL ACQUISITION COMPANY

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2026

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance — January 1, 2026	—	$—	7,500,000	$750	$—	$(11,660,355)	$(11,659,605)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,708,697)	(2,708,697)

Net income	—	—	—	—	—	2,551,433	2,551,433

Balance – March 31, 2026 (unaudited)	—	—	7,500,000	750	—	(11,817,619)	(11,816,869)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,750,691)	(2,750,691)

Net income	—	—	—	—	—	2,661,516	2,661,516

Balance – June 30, 2026 (unaudited)	—	—	7,500,000	750	—	(11,906,794)	(11,906,044)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(2,864,690)	(2,864,690)

Net income	—	—	—	—	—	2,747,753	2,747,753

Balance – September 30, 2026 (unaudited)	—	$—	7,500,000	$750	$—	$(12,023,731)	$(12,022,981)

The accompanying notes are an integral part of these unaudited condensed financial statements.

REPUBLIC DIGITAL ACQUISITION COMPANY

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2025 AND

FOR THE PERIOD FROM JANUARY 23, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	Accumulated	Total Shareholders’
	Shares	Amount	Shares (1)	Amount	Capital	Deficit	Deficit
Balance — January 23, 2025 (inception)	—	$—	—	$—	$—	$—	$—

Class B Ordinary Shares issued to Sponsor	—	—	7,590,000	759	24,241	—	25,000

Net loss	—	—	—	—	—	(48,534)	(48,534)

Balance – March 31, 2025 (unaudited)	—	—	7,590,000	759	24,241	(48,534)	(23,534)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	(9,821,805)	(13,281,055)	(23,102,860)

Sale of Private Placement Warrants	—	—	—	—	7,280,000	—	7,280,000

Fair Value of Public Warrants at issuance	—	—	—	—	2,700,000	—	2,700,000

Allocated value of transaction costs to Class A Ordinary Shares	—	—	—	—	(182,445)	—	(182,445)

Forfeiture of Founder Shares	—	—	(90,000)	(9)	9	—	—

Net income	—	—	—	—	—	1,833,653	1,833,653

Balance – June 30, 2025 (unaudited)	—	—	7,500,000	750	—	(11,495,936)	(11,495,186)

Accretion for Class A Ordinary Shares to redemption amount	—	—	—	—	—	(3,154,678)	(3,154,678)

Net income	—	—	—	—	—	3,093,694	3,093,694

Balance – September 30, 2025 (unaudited)	—	$—	7,500,000	$750	$—	$(11,556,920)	$(11,556,170)

(1)	Includes up to 990,000 Class B Ordinary Shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On May 2, 2025, the underwriters partially exercised their over-allotment option and forfeited the unexercised balance (see Note 5).

The accompanying notes are an integral part of these unaudited condensed financial statements.

REPUBLIC DIGITAL ACQUISITION COMPANY

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2026

AND FOR THE PERIOD FROM JANUARY 23, 2025 (INCEPTION) THROUGH SEPTEMBER 30, 2025

	For the Nine Months Ended September 30, 2026	For the Period from January 23, 2025 (Inception) Through September 30, 2025
Cash Flows from Operating Activities:
Net income	$7,960,702	$4,878,813
Adjustments to reconcile net income to net cash used in operating activities:
Payment of general and administrative costs through IPO Promissory Note - related party	—	65,934
Earnings from investments held in Trust Account	(8,324,078)	(5,110,483)
Changes in operating assets and liabilities:
Due from Sponsor	(1,260)	—
Prepaid expenses	52,474	(163,397)
Accounts payable and accrued expenses	13,826	5,186
Net cash used in operating activities	(298,336)	(323,947)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(300,000,000)
Net cash used in investing activities	—	(300,000,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	294,720,000
Proceeds from sale of Private Placement Warrants	—	7,280,000
Due from Sponsor	—	(2,000,000)
Payment of amounts due from Sponsor	—	1,705,745
Payment of offering costs	(75,000)	(301,179)
Net cash (used in) provided by financing activities	(75,000)	301,404,566

Net Change in Cash	(373,336)	1,080,619
Cash – Beginning of period	1,016,713	—
Cash – End of period	$643,377	$1,080,619

Non-cash investing and financing activities:
Deferred offering costs included in accrued offering costs	$—	$376,179
Deferred offering costs paid through IPO Promissory Note - related party	$—	$228,321
Settlement of IPO Promissory Note – related party	$—	$294,255
Deferred offering costs paid by Sponsor in exchange for issuance of Class B Ordinary Shares	$—	$25,000
Deferred underwriting fee payable	$—	$12,720,000
Deferred offering costs charged to additional paid-in capital	$—	$629,500
Forfeiture of Founder Shares	$—	$9

The accompanying notes are an integral part of these unaudited condensed financial statements.

REPUBLIC DIGITAL ACQUISITION COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Note 1 — Organization and Business Operations

Republic Digital Acquisition Company (the “Company”) is a blank check company incorporated as a Cayman Islands exempted company on January 23, 2025. The Company was incorporated for the purpose of effecting a merger, amalgamation, share exchange, asset acquisition, share purchase, reorganization or similar business combination with one or more businesses or entities (the “Business Combination”). The Company has not selected any specific Business Combination target.

As of September 30, 2026, the Company had not commenced any operations. All activity for the period from January 23, 2025 (inception) through September 30, 2026 relates to the Company’s formation, the Initial Public Offering (as defined below) consummated on May 2, 2025 and subsequent to the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest or dividend income on investments from the proceeds derived from the Initial Public Offering.

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

SEPTEMBER 30, 2026

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

Following the closing of the Initial Public Offering, on May 2, 2025, an amount of $300,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units and the Private Placement Warrants, was placed in the trust account (the “Trust Account”), with Continental Stock Transfer & Trust Company (“Continental”), acting as trustee and was initially invested in money market funds meeting certain conditions under Rule 2a-7 under the Investment Company Act that invest only in direct U.S. government treasury obligations; the holding of these assets in this form is intended to be temporary and for the sole purpose of facilitating the intended Business Combination. To mitigate the risk that the Company might be deemed to be an investment company for purposes of the Investment Company Act, which risk increases the longer that the Company holds investments in the Trust Account, the Company may, at any time (based on the Management Team’s ongoing assessment of all factors related to the Company’s potential status under the Investment Company Act), instruct Continental to liquidate the investments held in the Trust Account and instead to hold the funds in the Trust Account in cash or in an interest bearing demand deposit account at a bank. Except with respect to interest earned on the funds held in the Trust Account that may be released to the Company to pay its taxes, if any, the proceeds from the Initial Public Offering and the sale of the Private Placement will not be released from the Trust Account until the earliest of (i) the completion of the Business Combination, (ii) the redemption of the Public Shares if the Company is unable to complete the initial Business Combination by May 2, 2027 (24 months from the closing of the Initial Public Offering) or by such earlier liquidation date as the Company’s board of directors may approve (the “Combination Period”), subject to applicable law, or (iii) the redemption of the Public Shares properly submitted in connection with a shareholder vote to amend the Company’s amended and restated memorandum and articles of association (the “Amended and Restated Articles”) to (A) modify the substance or timing of the Company’s obligation to allow redemption in connection with the initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company has not consummated an initial Business Combination within the Combination Period or (B) with respect to any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity. The proceeds deposited in the Trust Account could become subject to the claims of the Company’s creditors, if any, which could have priority over the claims of the Company’s holders of Public Shares (the “Public Shareholders”).

The Company will provide the Public Shareholders with the opportunity to redeem all or a portion of their Public Shares upon the completion of the initial Business Combination either (i) in connection with a general meeting called to approve the initial Business Combination or (ii) without a shareholder vote by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a proposed initial Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The Public Shareholders will be entitled to redeem their Public Shares at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account calculated as of two business days prior to the consummation of the initial Business Combination, including interest earned on the funds held in the Trust Account (less taxes payable), divided by the number of then outstanding Public Shares, subject to the limitations. As of September 30, 2026, the amount in the Trust Account was $10.55 per Public Share.

The Class A Ordinary Shares (as defined in Note 1) subject to redemption were recorded at a redemption value and classified as temporary equity upon the completion of the Initial Public Offering, in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 480, “Distinguishing Liabilities from Equity.”

REPUBLIC DIGITAL ACQUISITION COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The Sponsor, officers, and directors have entered into a letter agreement with the Company, dated April 30, 2025 (the “Letter Agreement”), pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in Note 5) and Public Shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (x) the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete its initial Business Combination within the Combination Period or (y) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

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

REPUBLIC DIGITAL ACQUISITION COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

The accompanying unaudited condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the period ended December 31, 2025, as filed with the SEC on March 27, 2026. The interim results for the three and nine months ended September 30, 2026, for the three months ended September 30, 2025 and for the period from January 23, 2025 (inception) through September 30, 2025, are not necessarily indicative of the results to be expected for the year ending December 31, 2026, or for any future periods.

Liquidity, Capital Resources, and Going Concern

The Company’s liquidity needs up to September 30, 2026 were satisfied through the loan from the Sponsor of up to $300,000 pursuant to the IPO Promissory Note (as defined in Note 5) and from proceeds from the Initial Public Offering. As of September 30, 2026, the Company had $643,377 of cash and a working capital surplus of $697,019. The Company uses the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate, and complete a Business Combination.

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

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor, or certain of the Company’s officers and directors may, but are not obligated to, provide the Company with working capital loans (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay such loaned amounts at that time. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2026, the Company had no borrowings under the Working Capital Loans.

The Company does not believe it will need to raise additional funds in order to meet the expenditures required for operating its business. However, if the estimate of the costs of identifying a target business, undertaking in-depth due diligence and negotiating a Business Combination are less than the actual amount necessary to do so, the Company may have insufficient funds available to operate its business prior to the initial Business Combination. Management has determined that as of September 30, 2026, the Company has sufficient funds to finance the working capital needs of the Company within one year from the date of issuance of the accompanying unaudited condensed financial statements.

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

SEPTEMBER 30, 2026

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

Cash and Cash Equivalents

The Company considers all short-term investments with an original maturity of three months or less when purchased to be cash equivalents. The Company had $643,377 and $1,016,713 in cash and no cash equivalents as of September 30, 2026 and December 31, 2025, respectively.

Investments Held in Trust Account

At September 30, 2026 and December 31, 2025, assets held in the Trust Account were held in mutual funds that are invested in money market funds. All of the Company’s investments held in the Trust Account are classified as marketable securities. Marketable securities are presented on the Company’s condensed balance sheets at fair value at the end of each reporting period. Gains and losses resulting from the change in fair value of investments held in the Trust Account are included in earnings from investments held in Trust Account in the Company’s unaudited condensed statements of operations.

REPUBLIC DIGITAL ACQUISITION COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Deposit Insurance Corporation coverage limit of $250,000. Any loss incurred or a lack of access to such funds could have a significant adverse impact on the Company’s financial condition, results of operations, and cash flows. As of September 30, 2026 and December 31, 2025, the Company has not experienced losses on these accounts and Management believes the Company is not exposed to significant risks on such accounts.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under FASB ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more likely than not to be sustained upon examination by taxing authorities. The Management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2026 and December 31, 2025, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

SEPTEMBER 30, 2026

Warrant Instruments

The Company accounted for the Warrants in accordance with the guidance contained in FASB ASC Topic 815, “Derivatives and Hedging.” Accordingly, the Company evaluated and classified the warrant instruments under equity treatment at their assigned values.

Class A Ordinary Shares Subject to Possible Redemption

The Public Shares contain a redemption feature that allows for the redemption of such Public Shares in connection with the Company’s liquidation, or if there is a shareholder vote or tender offer in connection with the initial Business Combination. In accordance with FASB ASC Topic 480-10-S99, “Distinguishing Liabilities from Equity,” the Company classifies Public Shares subject to possible redemption outside of permanent equity as the redemption provisions are not solely within the control of the Company. The Company recognizes changes in redemption value immediately as they occur and adjusts the carrying value of redeemable shares to equal the redemption value at the end of each reporting period. Immediately upon the closing of the Initial Public Offering, the Company recognized the accretion from initial book value to redemption value. The change in the carrying value of redeemable shares will result in charges against additional paid-in capital (to the extent available) and accumulated deficit. Accordingly, as of September 30, 2026 and December 31, 2025, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ deficit section of the accompanying condensed balance sheets. As of September 30, 2026 and December 31, 2025, the Class A Ordinary Shares subject to possible redemption reflected in the accompanying condensed balance sheets are reconciled in the following table:

	Shares	Amount
Gross proceeds	30,000,000	$300,000,000
Less:
Proceeds allocated to Public Warrants	—	(2,700,000)
Class A Ordinary Shares issuance costs	—	(18,447,055)
Plus:
Remeasurement of carrying value to redemption value	—	29,200,872
Class A Ordinary Shares subject to possible redemption, December 31, 2025	30,000,000	$308,053,817
Plus:
Remeasurement of carrying value to redemption value	—	2,708,697
Class A Ordinary Shares subject to possible redemption, March 31, 2026	30,000,000	$310,762,514
Plus:
Remeasurement of carrying value to redemption value	—	2,750,691
Class A Ordinary Shares subject to possible redemption, June 30, 2026	30,000,000	$313,513,205
Plus:
Remeasurement of carrying value to redemption value	—	2,864,690
Class A Ordinary Shares subject to possible redemption, September 30, 2026	30,000,000	$316,377,895

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

The calculation of diluted net income per Ordinary Share does not consider the effect of the Warrants issued in connection with the (i) Initial Public Offering, (ii) exercise of the Over-Allotment Option and (iii) Private Placement, since the average price of the Ordinary Shares for the three and nine months ended September 30, 2026 and for the three months ended September 30, 2025 and for the period from January 23, 2025 (inception) through September 30, 2025, was less than the exercise price and therefore, the inclusion of such Warrants under the Treasury stock method would be anti-dilutive and the exercise is contingent upon the occurrence of future events. The Warrants are exercisable to purchase 22,280,000 Class A Ordinary Shares in the aggregate. As a result, diluted net income per Ordinary Share is the same as basic net income per Ordinary Share for the periods presented.

REPUBLIC DIGITAL ACQUISITION COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

The following table presents a reconciliation of the numerator and denominator used to compute basic and diluted net income per Ordinary Share for each class of Ordinary Shares:

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,		For the Period from January 23, 2025 (Inception) Through September 30,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B	Class A	Class B	Class A	Class B
Basic net income per Ordinary Share
Numerator:
Allocation of net income	$2,198,202	$549,551	$2,474,955	$618,739	$6,368,562	$1,592,140	$3,501,651	$1,377,162

Denominator:
Basic weighted average Ordinary Shares outstanding	30,000,000	7,500,000	30,000,000	7,500,000	30,000,000	7,500,000	18,167,331	7,145,020
Basic net income per Ordinary Share	$0.07	$0.07	$0.08	$0.08	$0.21	$0.21	$0.19	$0.19

	For the Three Months Ended September 30,				For the Nine Months Ended September 30,		For the Period from January 23, 2025 (Inception) Through September 30,
	2026		2025		2026		2025
	Class A	Class B	Class A	Class B (1)	Class A	Class B	Class A	Class B (1)
Diluted net income per Ordinary Share
Numerator:
Allocation of net income	$2,198,202	$549,551	$2,474,955	$618,739	$6,368,562	$1,592,140	$3,453,223	$1,425,590

Denominator:
Diluted weighted average Ordinary Shares outstanding	30,000,000	7,500,000	30,000,000	7,500,000	30,000,000	7,500,000	18,167,331	7,500,000
Diluted net income per Ordinary Share	$0.07	$0.07	$0.08	$0.08	$0.21	$0.21	$0.19	$0.19

(1)	Excludes up to 990,000 Class B Ordinary Shares that were subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On May 2, 2025, the underwriters partially exercised their over-allotment option and forfeited the unexercised balance (see Note 5).

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

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”), which clarifies the interim reporting guidance and the form, content and disclosure requirements for interim financial statements. ASU 2025-11 is effective for public business entities for interim periods within annual periods beginning after December 15, 2027 (December 15, 2028 for all other entities), with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

Management does not believe that any other recently issued, but not effective, accounting standards, if currently adopted, would have a material effect on the accompanying unaudited condensed financial statements.

REPUBLIC DIGITAL ACQUISITION COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

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

The Sponsor, officers, and directors have entered into the Letter Agreement, pursuant to which they have agreed to (i) waive their redemption rights with respect to their Founder Shares (as defined in Note 5) and Public Shares in connection with the completion of the initial Business Combination; (ii) waive their redemption rights with respect to their Founder Shares and Public Shares in connection with a shareholder vote to approve an amendment to the Amended and Restated Articles to modify (x) the substance or timing of the Company’s obligation to allow redemption in connection with the Company’s initial Business Combination or to redeem 100% of the Company’s Public Shares if the Company does not complete its initial Business Combination within the Combination Period or (y) any other material provisions relating to shareholders’ rights or pre-initial Business Combination activity; (iii) waive their rights to liquidating distributions from the Trust Account with respect to their Founder Shares if the Company fails to complete the initial Business Combination within the Combination Period, although they will be entitled to liquidating distributions from the Trust Account with respect to any Public Shares they hold if the Company fails to complete the initial Business Combination within the Combination Period and to liquidating distributions from assets outside the Trust Account; and (iv) vote any Founder Shares held by them and any Public Shares purchased during or after the Initial Public Offering (including in open market and privately negotiated transactions, aside from shares they may purchase in compliance with the requirements of Rule 14e-5 under the Exchange Act, which would not be voted in favor of approving the Business Combination) in favor of the initial Business Combination.

Note 5 — Related Party Transactions

Founder Shares

On February 14, 2025, the Sponsor made a capital contribution of $25,000, or approximately $0.004 per share, to cover certain of the Company’s expenses, for which the Company issued 6,325,000 Class B ordinary shares, par value $0.0001 (the “Class B Ordinary Shares,” and together with the Class A Ordinary Shares, the “Ordinary Shares”) to the Sponsor (such shares, the “Founder Shares”). On April 30, 2025, the Company, through a share recapitalization, issued an additional 1,265,000 Class B Ordinary Shares to the Sponsor, resulting in the Sponsor holding 7,590,000 Founder Shares, at approximately $0.003 per share. All share and per share data has been retroactively presented. The Founder Shares included an aggregate of up to 990,000 shares that were subject to forfeiture depending on the extent that the Over-Allotment Option was not exercised, if at all. On May 2, 2025, the underwriters partially exercised their Over-Allotment Option and forfeited the unexercised balance. As a result of the partial exercise and the forfeiture of the Over-Allotment Option by the underwriters, 900,000 Founder Shares are no longer subject to forfeiture and 90,000 Founder Shares were forfeited, resulting in the Sponsor holding 7,500,000 Founder Shares.

REPUBLIC DIGITAL ACQUISITION COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

On March 6, 2025, the Sponsor granted membership interests equivalent to an aggregate of 125,000 Founder Shares to the directors of the Company in exchange for their services through the initial Business Combination. The Founder Shares, represented by such membership interests, will remain with the Sponsor if the holder of such membership interests is no longer serving the Company prior to the initial Business Combination. The membership interest assignment of the Founder Shares to the holders of such interests are in the scope of FASB ASC Topic 718, “Compensation-Stock Compensation” (“ASC 718”). Under ASC 718, stock-based compensation associated with equity-classified awards is measured at fair value upon the assignment date. The total fair value of the 125,000 Founder Shares represented by such membership interests assigned to the holders of such interests on March 6, 2025 was $161,250 or $1.29 per share. The Company established the initial fair value of the Founder Shares on March 6, 2025, the date of the grant agreement, using a calculation prepared by a third-party valuation team, which takes into consideration the market adjustment of 15.0%, a risk-free rate of 4.14%, volatility of 2.0%, and implied share price of $9.90. The membership interests were assigned subject to a performance condition (i.e., providing services through Business Combination). Stock-based compensation would be recognized at the date a Business Combination is considered probable (i.e., upon consummation of a Business Combination) in an amount equal to the number of membership interests that ultimately vest times the assignment date fair value per share (unless subsequently modified) less the amount initially received for the assignment of the membership interests. As of September 30, 2026, the Company determined that the initial Business Combination is not considered probable and therefore no compensation expense has been recognized.

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

Due from Sponsor

As of May 2, 2025, the Sponsor owed the Company $2,000,000, representing the Private Placement Warrant purchase by the Sponsor. As discussed below, the Company owed the Sponsor $294,255 under the IPO Promissory Note. The Sponsor paid the net amount of $1,705,745 it owed to the Company on May 5, 2025. As of September 30, 2026, the Sponsor owed the Company $1,260 for an invoice paid by the Company on the Sponsor’s behalf. There was no balance due from the Sponsor as of December 31, 2025.

IPO Promissory Note — Related Party

The Sponsor agreed to loan the Company an aggregate of up to $300,000 to be used for a portion of the expenses of the Initial Public Offering pursuant to a promissory note (the “IPO Promissory Note”). The loan was non-interest bearing, unsecured and due at the earlier of December 31, 2025, or the closing of the Initial Public Offering. As of May 2, 2025, the Company had $294,255 outstanding borrowings under the IPO Promissory Note, which became due on demand. On May 5, 2025, the Company repaid the total outstanding balance of the IPO Promissory Note and borrowings under the IPO Promissory Note are no longer available.

REPUBLIC DIGITAL ACQUISITION COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor or certain of the Company’s officers and directors may, but are not obligated to, loan the Company funds as may be required (the “Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans. In the event that a Business Combination does not close, the Company may use a portion of the working capital held outside the Trust Account to repay the Working Capital Loans, but no proceeds from the Trust Account would be used to repay the Working Capital Loans. Up to $1,500,000 of such Working Capital Loans may be convertible into warrants of the post-Business Combination entity at a price of $1.00 per warrant at the option of the lender. Such warrants would be identical to the Private Placement Warrants. Other than as set forth above, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such Working Capital Loans. As of September 30, 2026 and December 31, 2025, no such Working Capital Loans were outstanding.

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

REPUBLIC DIGITAL ACQUISITION COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Note 7 — Shareholders’ Deficit

Preference Shares

The Company is authorized to issue a total of 5,000,000 preference shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no preference shares issued or outstanding.

Class A Ordinary Shares

The Company is authorized to issue a total of 500,000,000 Class A Ordinary Shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were no Class A Ordinary Shares issued or outstanding, excluding the 30,000,000 Class A Ordinary Shares subject to possible redemption.

Class B Ordinary Shares

The Company is authorized to issue a total of 50,000,000 Class B Ordinary Shares at par value of $0.0001 each. As of September 30, 2026 and December 31, 2025, there were 7,500,000 Class B Ordinary Shares issued and outstanding.

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

REPUBLIC DIGITAL ACQUISITION COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

Warrants

As of September 30, 2026 and December 31, 2025, there were 22,280,000 Warrants outstanding, including 15,000,000 Public Warrants and 7,280,000 Private Placement Warrants. Each whole Warrant entitles the holder to purchase one Class A Ordinary Share at a price of $11.50 per share, subject to adjustment as discussed herein. The Warrants cannot be exercised until 30 days after the completion of the initial Business Combination, and will expire at 5:00 p.m., New York City time, five years after the completion of the initial Business Combination or earlier upon redemption or liquidation.

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

SEPTEMBER 30, 2026

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

REPUBLIC DIGITAL ACQUISITION COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

The following table presents information about the Company’s assets that are measured at fair value as of September 30, 2026 and December 31, 2025 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

		September 30,	December 31,
	Level	2026	2025
Assets:
Investments held in Trust Account	1	$316,377,895	$308,053,817

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

May 2, 2025
Implied Class A Ordinary Share price	$9.91
Exercise price	$11.50
Simulation term (years)	7.0
Risk-free rate (continuous)	4.07%
Selected volatility	3.00%
Probability of de-SPAC and Market Adjustment	14.00%

Note 9 — Segment Information

FASB ASC Topic 280, “Segment Reporting,” establishes standards for companies to report in their financial statements information about operating segments, products, services, geographic areas, and major customers. Operating segments are defined as components of an enterprise that engage in business activities from which it may recognize revenues and incur expenses, and for which separate financial information is available that is regularly evaluated by the Company’s chief operating decision maker (“CODM”), or group, in deciding how to allocate resources and assess performance.

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

REPUBLIC DIGITAL ACQUISITION COMPANY

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SEPTEMBER 30, 2026

The CODM assesses performance for the single segment and decides how to allocate resources based on net income or loss that also is reported on the unaudited condensed statements of operations as net income or loss. The measure of segment assets is reported on the accompanying condensed balance sheets as total assets. When evaluating the Company’s performance and making key decisions regarding resource allocation, the CODM reviews several key metrics included in the net income and total assets, which include the following:

	September 30, 2026	December 31, 2025
Investments held in Trust Account	$316,377,895	$308,053,817
Cash	$643,377	$1,016,713

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,	For the Period from January 23, 2025 (Inception) Through September 30,
	2026	2025	2026	2025
General and administrative costs	$123,088	$71,815	$384,832	$245,806
Earnings from investments held in Trust Account	$2,864,690	$3,154,678	$8,324,078	$5,110,483

The CODM reviews earnings from investments held in Trust Account to measure and monitor shareholder value and determine the most effective strategy of investment with the Trust Account funds while maintaining compliance with the investment management trust agreement, dated April 30, 2025, which the Company entered into with Continental. General and administrative costs are reviewed and monitored by the CODM to manage and forecast cash to ensure enough capital is available to complete a Business Combination or similar transaction within the Combination Period. The CODM also reviews general and administrative costs to manage, maintain and enforce all contractual agreements to ensure costs are aligned with all agreements and budget. General and administrative costs, as reported on the accompanying unaudited condensed statements of operations, are the significant segment expense provided to the CODM on a regular basis.

The accounting policies used to measure the profit and loss of the segment are the same as those described in the summary of significant accounting policies.

Note 10 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the accompanying condensed balance sheet date through the date of the issuance of the accompanying unaudited condensed financial statements. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the accompanying unaudited condensed financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities since January 23, 2025 (inception) through September 30, 2026 have been (i) organizational activities and (ii) activities relating to (x) the Initial Public Offering and (y) identifying and evaluating prospective acquisition candidates and activities in connection with the initial Business Combination. We will not generate any operating revenues until after completion of our initial Business Combination. We have generated non-operating income in the form of interest income on investments held in the Trust Account after the Initial Public Offering. We expect to incur increased expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance, among other things), as well as for due diligence expenses.

For the three months ended September 30, 2026, we had net income of $2,747,753, which consisted of earnings from investments held in Trust Account of $2,864,690 and interest income - operating account of $6,151 offset by general and administrative costs of $123,088.

For the nine months ended September 30, 2026, we had net income of $7,960,702, which consisted of earnings from investments held in Trust Account of $8,324,078 and interest income - operating account of $21,456 offset by general and administrative costs of $384,832.

For the three months ended September 30, 2025, we had net income of $3,093,694, which consisted of earnings from investments held in Trust Account of $3,154,678 and interest income - operating account of $10,831 offset by general and administrative costs of $71,815.

For the period from January 23, 2025 (inception) through September 30, 2025, we had net income of $4,878,813, which consisted of earnings from investments held in Trust Account of $5,110,483 and interest income - operating account of $14,136 offset by general and administrative costs of $245,806.

Liquidity and Capital Resources

Our liquidity needs through May 2, 2025, were satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares and (ii) a loan pursuant to the IPO Promissory Note. Following the Initial Public Offering and the Private Placement, our liquidity needs through September 30, 2026 have been satisfied through the net proceeds from the consummation of the Initial Public Offering and the Private Placement held outside the Trust Account.

Following the Initial Public Offering, including the partial exercise of the Over-Allotment Option, and the Private Placement, a total of $300,000,000 was initially placed in the Trust Account. We incurred fees of $18,629,500, consisting of $5,280,000 of cash underwriting fee, $12,720,000 of deferred underwriting fee, and $629,500 of other offering costs.

For the nine months ended September 30, 2026, cash used in operating activities was $298,336. Net income of $7,960,702 was affected by earnings from investments held in Trust Account of $8,324,078. Changes in operating assets and liabilities provided $65,040 of cash.

For the period from January 23, 2025 (inception) through September 30, 2025, cash used in operating activities was $323,947. Net income of $4,878,813 was affected by payment of general and administrative costs through the IPO Promissory Note of $65,934 and earnings from investments held in Trust Account of $5,110,483. Changes in operating assets and liabilities used $158,211 of cash.

As of September 30, 2026, we had marketable securities held in the Trust Account of $316,377,895. We may withdraw interest from the Trust Account to pay taxes, if any. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (which interest shall be net of income taxes payable, if any, and exclude the Deferred Fee), to complete our Business Combination. To the extent that our share capital or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the target business or businesses, make other acquisitions and pursue our growth strategies.

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

As of September 30, 2026, we had cash held outside of the Trust Account of $643,377. We use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, plants, or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

Our liquidity needs through September 30, 2026 have been satisfied through (i) a contribution of $25,000 from the Sponsor in exchange for the issuance of our Founder Shares, (ii) a loan pursuant to the IPO Promissory Note, and (iii) the net proceeds from the consummation of the Private Placement not held in the Trust Account.

IPO Promissory Note

Prior to the closing of our Initial Public Offering, our Sponsor agreed to loan us an aggregate of up to $300,000 under the IPO Promissory Note to cover expenses related to the Initial Public Offering. Such loans and advances were non-interest bearing and payable on the earlier of December 31, 2025 or the completion of our Initial Public Offering. The loan of $294,255 was fully repaid following the consummation of our Initial Public Offering on May 5, 2025. No additional borrowing is available under the IPO Promissory Note.

Working Capital Loans

In order to fund working capital deficiencies or finance transaction costs in connection with a Business Combination, the Sponsor, or certain of our officers and directors or their affiliates may, but are not obligated to, loan us Working Capital Loans, as may be required. If we complete a Business Combination, we will repay such Working Capital Loans. In the event that a Business Combination does not close, we may use a portion of the working capital held outside the Trust Account to repay such Working Capital Loans, but no proceeds from our Trust Account would be used for such repayment. Up to $1,500,000 of such Working Capital Loans may be converted into warrants of the post-Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2026, we did not have any borrowings under any Working Capital Loans.

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

The Underwriters were paid a cash underwriting discount of $5,280,000 (2.0% of the gross proceeds of the Units offered in the Initial Public Offering). Additionally, the Underwriters are entitled to the Deferred Fee of (i) 4.0% of the gross proceeds of the base Initial Public Offering held in the Trust Account and (ii) 6.0% of the gross proceeds sold pursuant to the Over-Allotment Option, which equates to $12,720,000 in the aggregate following the partial exercise of the Over-Allotment Option and is payable to the Underwriters, upon the completion of the initial Business Combination subject to the terms of the Underwriting Agreement.

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

Furthermore, pursuant to the Letter Agreement, our Sponsor, directors and officers have agreed that: (x) the Founder Shares shall be subject to transfer restrictions of the earlier of (i) one year after the completion of our initial Business Combination or earlier if, subsequent to our initial Business Combination, the closing price of the Class A Ordinary Shares equals or exceeds $12.00 per share (as adjusted for share sub-divisions, share capitalizations, reorganizations, recapitalizations and the like) for any 20 trading days within any 30-trading day period commencing at least 150 days after our initial Business Combination and (ii) the date following the completion of our initial Business Combination on which we complete a liquidation, merger, share exchange or other similar transaction that results in all of our shareholders having the right to exchange their Class A Ordinary Shares for cash, securities or other property, (y) the Private Placement Warrants shall be subject to transfer restriction until 30 days after the completion of our initial Business Combination and (z) any Units, Warrants, Ordinary Shares or any other securities convertible into, or exercisable or exchangeable for, any Units, Ordinary Shares, Founder Shares or Warrants shall be subject to transfer restriction for 180 days.

Critical Accounting Estimates and Standards

We have identified the following as our critical accounting policies. See our financial statements and notes thereto included elsewhere in this Report for additional information regarding these critical accounting policies and other significant accounting policies.

Use of Estimates

The preparation of the unaudited condensed financial statements and notes thereto included elsewhere in this Report in conformity with GAAP requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, income and expenses, and the disclosure of contingent assets and liabilities, in our unaudited condensed financial statements. These accounting estimates require the use of assumptions about matters, some of which are highly uncertain at the time of estimation. Management bases its estimates on historical experience and on various other assumptions it believes to be reasonable under the circumstances, the results of which form the basis for making judgments, and we evaluate these estimates on an ongoing basis. To the extent actual experience differs from the assumptions used, our unaudited condensed financial statements and notes thereto included elsewhere in this Report could be materially affected. We believe that the following accounting policies involve a higher degree of judgment and complexity. As of September 30, 2026, we did not have any critical accounting estimates to be disclosed.

Class A Ordinary Shares Subject to Possible Redemption

We account for the Class A Ordinary Shares subject to possible redemption in accordance with the guidance in FASB ASC Topic 480, “Distinguishing Liabilities from Equity.” Class A Ordinary Shares subject to mandatory redemption (if any) are classified as liability instruments and measured at fair value. Conditionally redeemable Class A Ordinary Shares (including Class A Ordinary Shares that feature redemption rights that are either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) are classified as temporary equity. At all other times, Class A Ordinary Shares are classified as shareholders’ equity. All of the Public Shares feature certain redemption rights that are considered to be outside of our control and subject to the occurrence of uncertain future events. Accordingly, Class A Ordinary Shares subject to possible redemption are presented at redemption value as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets included elsewhere in this Report.

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

In December 2025, the FASB issued ASU 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements” (“ASU 2025-11”), which clarifies the interim reporting guidance and the form, content and disclosure requirements for interim financial statements. ASU 2025-11 is effective for public business entities for interim periods within annual periods beginning after December 15, 2027 (December 15, 2028 for all other entities), with early adoption permitted. The Company is currently evaluating the impact of adopting ASU 2025-11.

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

Under the supervision and with the participation of our Management, including our Certifying Officers, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on the foregoing, our Certifying Officers concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Item 1A. Risk Factors.

As a smaller reporting company under Rule 12b-2 of the Exchange Act, we are not required to include risk factors in the Report. However, for detailed descriptions of the risks relating to our Company, see the section titled “Risk Factors” contained in our (i) IPO Registration Statement, (ii) 2025 Annual Report and (iii) Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025, as filed with the SEC on August 14, 2025. As of the date of the Report, there have been no material changes with respect to those risk factors. Any of these previously disclosed risk factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risks not presently known to us or that we currently deem immaterial may also affect our ability to consummate an initial Business Combination. We may disclose changes to such risk factors or disclose additional risk factors from time to time in our future filings with the SEC.

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

Use of Proceeds

There were no offerings of registered securities and therefore no planned use of proceeds from such offerings during the quarterly period covered by the Report. For a description of the use of proceeds generated in our Initial Public Offering and Private Placement, see Part II, Item 2 of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2025. There has been no material change in the planned use of proceeds from our Initial Public Offering and Private Placement as described in the IPO Registration Statement. The specific investments in our Trust Account may change from time to time.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

Trading Arrangements

During the quarterly period ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) promulgated under the Exchange Act) adopted or terminated any “Rule 10b5-1 trading arrangement” or any “non-Rule 10b5-1 trading arrangement,” as each term is defined in Item 408(a) of Regulation S-K.

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

REPUBLIC DIGITAL ACQUISITION COMPANY

Dated: November 13, 2026	By:	/s/ Joseph Naggar
	Name:	Joseph Naggar
	Title:	Chief Executive Officer
(Principal Executive Officer)

Dated: November 13, 2026	By:	/s/ Robert Urgo
	Name:	Robert Urgo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)